Form 10-Q
period 2022-06-30
Sierra Lake Acquisition Corp.
filed 2022-08-15
CIK 1844135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
Act).    Yes  ☒    No  ☐
As of August
15
, 2022, there were 30,000,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SIERRA LAKE ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the Three Months Ended June 30, 2021 and for the Period from January 26, 2021 (Inception) through June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and six months ended June 30, 2022 and for the Three Months Ended June 30, 2021 and for the Period from January 26, 2021 (Inception) through June 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the Period from January 26, 2021 (Inception) through June 30, 2021 (Unaudited)	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information

Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24
Part III. Signatures	25

PART I–FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
SIERRA LAKE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$560,008	$919,528
Prepaid expenses	239,391	430,129

Total Current Assets	799,399	1,349,657
Cash and marketable securities held in Trust Account	301,968,745	301,512,862

TOTAL ASSETS	$302,768,144	$302,862,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$352,954	$299,358
Income taxes payable	23,427	—
Due to related party	—	30,000

Total Current Liabilities	376,381	329,358
Warrant liabilities	3,415,000	12,529,500
Deferred underwriting fee payable	15,000,000	15,000,000

Total Liabilities	18,791,381	27,858,858

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 30,000,000 shares at redemption value as of June 30, 2022 and December 31, 2021	301,659,017	301,500,000
Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 7,500,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(17,683,004)	(26,497,089)

Total Stockholders’ Deficit	(17,682,254)	(26,496,339)

TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES AND STOCKHOLDERS’ DEFICIT	$302,768,144	$302,862,519

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIERRA LAKE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from January 26, 2021 (Inception) through June 30,
	2022	2021	2022	2021
Operating and formation costs	$266,247	$101	$573,854	$1,179

Loss from operations	(266,247)	(101)	(573,854)	(1,179)
Other income:
Interest earned on marketable securities held in Trust Account	422,953	—	489,470	—
Unrealized loss on marketable securities held in Trust Account	(26,019)	—	(33,587)	—
Change in fair value of warrant liabilities	3,295,000	—	9,114,500	—

Total other income, net	3,691,934	—	9,570,383	—

Income (loss) before provision for income taxes	3,425,687	(101)	8,996,529	(1,179)
Provision for income taxes	(23,427)	—	(23,427)	—

Net income (loss)	$3,402,260	$(101)	$8,973,102	$(1,179)

Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000	—	30,000,000	—

Basic and diluted net income (loss) per share, Class A common stock	$0.09	$(0.00)	$0.24	$(0.00)

Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	7,500,000	7,500,000	7,500,000

Basic and diluted net income (loss) per share, Class B common stock	$0.09	$(0.00)	$0.24	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIERRA LAKE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	7,500,000	$750	$—	$(26,497,089)	$(26,496,339)
Net income	—	—	—	—	—	5,570,842	5,570,842

Balance – March 31, 2022	—	$—	7,500,000	$750	$—	$(20,926,247)	$(20,925,497)
Accretion to shares subject to redemption	—	—	—	—	—	(159,017)	(159,017)
Net income	—	—	—	—	—	3,402,260	3,402,260

Balance – June 30, 2022	—	$—	7,500,000	$750	$—	$(17,683,004)	$(17,682,254)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND
FOR THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 26, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(1,078)	(1,078)

Balance – March 31, 2021	—	$—	8,625,000	$863	$24,137	$(1,078)	$23,922
Net loss	—	—	—	—	—	(101)	(101)

Balance – June 30, 2021	—	$—	8,625,000	$863	$24,137	$(1,179)	$23,821

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIERRA LAKE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2022	For the Period from January 26, 2021 (Inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$8,973,102	$(1,179)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(9,114,500)	—
Interest earned on marketable securities held in Trust Account	(489,470)	—
Unrealized loss on marketable securities held in Trust Account	33,587	—
Changes in operating assets and liabilities:
Prepaid expenses	190,738	—
Accrued expenses	53,596	—
Income taxes payable	23,427
Due to related party	(30,000)	—

Net cash used in operating activities	(359,520)	(1,179)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	160,657
Payment of offering costs	—	(136,982)

Net cash provided by financing activities	—	23,675

Net Change in Cash	(359,520)	22,496
Cash – Beginning of period	919,528	—

Cash – End of period	$560,008	$22,496

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$7,000

Offering costs paid by Sponsor in exchange for the issuance of Founder Shares	$—	$25,000

Remeasurement adjustment due to interest income	$159,017	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIERRA LAKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period January 26, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
JUNE 30, 2022
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

SIERRA LAKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The anchor investors will not be entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial Business Combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a shareholder vote to amend the Amended and Restated Certificate of Incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem100% of its Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period), see Note 5.
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
Liquidity, Capital Resources and Going Concern
At June 30, 2022, the Company had $560,008 in cash, $455,883 of interest income available in the Trust Account to pay for tax obligations and working capital of $732,746.
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
JUNE 30, 2022
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
as filed with the SEC on April 14, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at June 30, 2022 and December 31, 2021.
Cash and Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills and cash. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

SIERRA LAKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(16,050,000)
Class A common stock issuance costs	(20,514,068)
Plus:
Accretion of carrying value to redemption value	38,064,068

Class A common stock subject to possible redemption, December 31, 2021	$301,500,000
Plus:
Accretion of carrying value to redemption value	159,017

Class A common stock subject to possible redemption, June 30, 2022	$301,659,017

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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
Our effective tax rate was
0.68% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.26% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

SIERRA LAKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants exceeded stock price of the Company for the entire period. The warrants are exercisable to purchase 24,500,000 Class A common stock in the aggregate. At June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from January 26, 2021 (Inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$2,721,808	$680,452	$—	(101)	$7,178,482	$1,794,620	$—	$(1,179)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	—	7,500,000	30,000,000	7,500,000	—	7,500,000

Basic and diluted net income (loss) per common share	$0.09	$0.09	$—	(0.00)	$0.24	$0.24	$—	$(0.00)
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
JUNE 30, 2022
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
NOTE 3. PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock and one-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).
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
JUNE 30, 2022
(Unaudited)

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

SIERRA LAKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Administrative Services Agreement
The Company agreed, for a period commencing on September 14, 2021 and ending upon completion of the Company’s Business Combination or its liquidation, to pay the Company’s Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Effective March 31, 2022, the Company and Sponsor terminated the agreement and all previously accrued amounts were waived. For the three and six months ended June 30, 2022 and for the period from January 26, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There were no outstanding Working Capital Loans as of June 30, 2022 and December 31, 2021.
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
The underwriters were paid $6,000,000 at IPO and are entitled to a deferred fee of (i) 5.0% of the gross proceeds of the initial 30,000,000 Units sold in the Initial Public Offering, or $15,000,000, and (ii) 7.0% of the gross proceeds from the Units sold pursuant to the over-allotment option, or $3,150,000. Since the over-allotment was not exercised, the underwriters are only due

$15,000,000 as a deferred underwriting fee payable. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

SIERRA LAKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue up to 300,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 30,000,000 shares of Class A common stock issued and outstanding which are subject to possible redemption and classified as temporary equity.

SIERRA LAKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Class
 B Common Stock
—The Company is authorized to issue up to 30,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.
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
NOTE 8. WARRANTS
At June 30, 2022 and December 31, 2021, there were 15,000,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2022
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
At June 30, 2022 and December 31, 2021 there were 9,500,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

SIERRA LAKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$301,968,745	1	$301,512,862
Liabilities:
Warrant liabilities – Public Warrants	1	$1,800,000	1	$7,200,000
Warrant liabilities – Private Placement Warrants	3	1,615,000	3	5,329,500
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
The following table presents the quantitative information regarding Level 3 fair value measurements:

	June 30, 2022	December 31, 2021	September 17, 2021 (Initial Measurement)
Stock price	$9.92	$9.78	$10.00
Exercise price	$11.50	$11.50	$11.50
Expected term (in years)	5.46	5.71	6.0
Volatility	3.0%	9.7%	16.6%
Risk-free rate	2.97%	1.32%	0.93%
Dividend yield	0.0%	0.0%	0.0%

SIERRA LAKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on September 17, 2021	$10,925,000	$16,050,000	$26,975,000
Change in valuation inputs or other assumptions	(3,135,000)	(6,300,000)	(9,435,000)
Transfer to Level 1	—	(9,750,000)	(9,750,000)
Change in fair value	(2,460,500)	—	(2,460,500)

Fair value as of December 31, 2021	$5,329,500	$—	$5,329,500
Change in fair value	(2,669,500)	—	(2,669,500)

Fair value as of March 31, 2022	$2,660,000	$—	$2,660,000
Change in fair value	(1,045,000)	—	(1,045,000)

Fair value as of June 30, 2022	$1,615,000	$—	$1,615,000

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Other than statements of historical fact, all statements included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
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
For the three months ended June 30, 2022, we had a net income of $3,402,260, which consists of the change in fair value of warrant liabilities of $3,295,000, and interest earned on marketable securities held in the Trust Account of $422,953, offset by operating and formation costs of $266,247, unrealized loss on marketable securities held in the Trust Account of $26,019 and provision for income taxes of $23,427.
For the six months ended June 30, 2022, we had a net income of $8,973,102, which consists of the change in fair value of warrant liabilities of $9,114,500, and interest earned on marketable securities held in the Trust Account of $489,470, offset by operating and formation costs of $573,854, unrealized loss on marketable securities held in the Trust Account of $33,587 and provision for income taxes of $23,427.
For the three months ended June 30, 2021, we had a net loss of $101, which consists of the operating and formation costs.
For the period from January 26, 2021 (inception) through June 30, 2021, we had a net loss of $1,179, which consists of operating and formation costs.

Liquidity and Capital Resources and Going Concern
On September 17, 2021, we consummated the Initial Public Offering of 30,000,000 Units at $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 9,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor and Cantor, generating gross proceeds of $9,500,000.
Following the Initial Public Offering and the sale of the Private Placement Units, a total of $301,500,000 was placed in the Trust Account. We incurred $21,498,498 in Initial Public Offering related costs, including $15,000,000 of deferred underwriting costs, $6,000,000 of underwriting fees and $498,498 of other costs.
For the six months ended June 30, 2022, cash used in operating activities was $359,520. Net income of $8,973,102 was affected by change in fair value of warrant liabilities of $9,114,500, interest earned on marketable securities held in the Trust Account of $489,470 and unrealized loss on marketable securities held in the Trust Account of $33,587. Changes in operating assets and liabilities provided $237,761 of cash for operating activities.
For the period from January 26, 2021 (inception) through June 30, 2021, cash used in operating activities was $1,179 which consists of the net loss.

At June 30, 2022, we had cash and marketable securities held in the Trust Account of $301,968,745 (including $455,883 of interest income and unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.
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
At June 30, 2022, we had cash of $560,008. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

SIERRA LAKE ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Charles Alutto
	Name:	Charles Alutto
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Robert Ryder
	Name:	Robert Ryder
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)