Form 10-Q
period 2022-09-30
Sierra Lake Acquisition Corp.
filed 2022-11-08
CIK 1844135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

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
(§232.405of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2of
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
7
, 2022, there were 30,000,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SIERRA LAKE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the Three Months Ended September 30, 2021 and for the Period from January 26, 2021 (Inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022 and for the Three Months Ended September 30, 2021 and for the Period from January 26, 2021 (Inception) through September 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the Period from January 26, 2021 (Inception) through September 30, 2021 (Unaudited)	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24
Part III. Signatures	25

PART I–FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
SIERRA LAKE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$650,406	$919,528
Prepaid expenses	118,446	430,129

Total Current Assets	768,852	1,349,657
Cash and marketable securities held in Trust Account	303,059,522	301,512,862

TOTAL ASSETS	$303,828,374	$302,862,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$273,935	$299,358
Income taxes payable	264,170	—
Due to related party	—	30,000

Total Current Liabilities	538,105	329,358
Warrant liabilities	980,000	12,529,500
Deferred underwriting fee payable	15,000,000	15,000,000

Total Liabilities	16,518,105	27,858,858

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 30,000,000 shares at redemption value as of September 30, 2022 and December 31, 2021	302,755,248	301,500,000
Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 7,500,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(15,445,729)	(26,497,089)

Total Stockholders’ Deficit	(15,444,979)	(26,496,339)

TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES AND STOCKHOLDERS’ DEFICIT	$303,828,374	$302,862,519

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIERRA LAKE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from January 26, 2021 (Inception) through September 30,
	2022	2021	2022	2021
Operating and formation costs	$251,847	$27,899	$825,701	$29,078

Loss from operations	(251,847)	(27,899)	(825,701)	(29,078)
Other income:
Interest earned on marketable securities held in Trust Account	1,311,896	2,399	1,801,366	2,399
Unrealized income (loss) on marketable securities held in Trust Account	79,200	(19,692)	45,613	(19,692)
Other expense relating to fair value exceeding amount paid for warrants	—	(1,425,000)	—	(1,425,000)
Change in fair value of warrant liabilities	2,435,000	9,435,000	11,549,500	9,435,000
Transaction costs associated with the Initial Public Offering	—	(2,531,494)	—	(2,531,494)

Total other income, net	3,826,096	5,461,213	13,396,479	5,461,213

Income before provision for income taxes	3,574,249	5,433,314	12,570,778	5,432,135
Provision for income taxes	(240,743)	—	(264,170)	—

Net income (loss)	$3,333,506	$5,433,314	$12,306,608	$5,432,135

Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000	4,285,714	30,000,000	1,598,361

Basic and diluted net income per share, Class A common stock	$0.09	$0.46	$0.33	$0.60

Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	7,500,000	7,500,000	7,500,000

Basic and diluted net income per share, Class B common stock	$0.09	$0.46	$0.33	$0.60

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIERRA LAKE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	7,500,000	$750	$—	$(26,497,089)	$(26,496,339)
Net income	—	—	—	—	—	5,570,842	5,570,842

Balance – March 31, 2022	—	$—	7,500,000	$750	$—	$(20,926,247)	$(20,925,497)
Accretion to shares subject to redemption	—	—	—	—	—	(159,017)	(159,017)
Net income	—	—	—	—	—	3,402,260	3,402,260

Balance – June 30, 2022	—	$—	7,500,000	$750	$—	$(17,683,004)	$(17,682,254)
Accretion to shares subject to redemption	—	—	—	—	—	(1,096,231)	(1,096,231)
Net income	—	—	—	—	—	3,333,506	3,333,506

Balance – September 30, 2022	—	$—	7,500,000	$750	$—	$(15,445,729)	$(15,444,979)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
FOR THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 26, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(1,078)	(1,078)

Balance – March 31, 2021	—	$—	8,625,000	$863	$24,137	$(1,078)	$23,922
Net loss	—	—	—	—	—	(101)	(101)

Balance – June 30, 2021	—	$—	8,625,000	$863	$24,137	$(1,179)	$23,821
Accretion of Class A common stock to shares subject to possible redemption	—	—	—	—	(1,388,684)	(36,475,574)	(37,864,258)
Offering costs charged to operations in connection with Founder Shares allocated to anchor investors	—	—	—	—	1,364,547	—	1,364,547
Net income	—	—	—	—	—	5,433,314	5,433,314

Balance – September 30, 2021	—	$—	8,625,000	$863	$—	$(31,043,439)	$(31,042,576)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIERRA LAKE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2022	For the Period from January 26, 2021 (Inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income	$12,306,608	$5,432,135
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrants liabilities	(11,549,500)	(9,435,000)
Other expense relating to fair value exceeding amount paid for warrants	—	1,425,000
Transaction costs allocable to warrant liabilities	—	2,531,494
Interest earned on marketable securities held in Trust Account	(1,801,366)	(2,399)
Unrealized loss on marketable securities held in Trust Account	(45,613)	19,692
Changes in operating assets and liabilities:
Prepaid expenses	311,683	(25,350)
Accrued expenses	(25,423)	25,316
Income taxes payable	264,170	—
Due to related party	(30,000)	—

Net cash used in operating activities	(569,441)	(29,112)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(301,500,000)
Cash withdrawn from Trust Account to pay taxes	300,319

Net cash used in investing activities	300,319	(301,500,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	294,000,000
Proceeds from sale of Private Placement Warrants	—	9,500,000
Advances to related party	—	832
Repayment of advances to related party	—	(832)
Proceeds from promissory note – related party	—	162,164
Repayment of promissory note – related party	—	(162,164)
Payment of offering costs	—	(467,318)

Net cash provided by financing activities	—	303,032,682

Net Change in Cash	(269,122)	1,503,570
Cash – Beginning of period	919,528	—

Cash – End of period	$650,406	$1,503,570

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$6,180

Offering costs paid by Sponsor in exchange for the issuance of Founder Shares	$—	$25,000

Initial classification of common stock subject to possible redemption	$—	$301,500,000

Change in value of common stock subject to possible redemption	$—	$(17,293)

Remeasurement adjustment due to interest income	$1,225,248	$15,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIERRA LAKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period January 26, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on September 17, 2021, an amount of $301,500,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.
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
SEPTEMBER 30, 2022
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
The Company will have until December 17, 2022 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
SEPTEMBER 30, 2022
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
In February 2022, Russia commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The global impact of the military action and subsequent imposing of sanctions continues to evolve and cannot be sufficiently measured or predicted with certainty. The inherent uncertainty surrounding this war has negatively impacted the share prices of publicly traded companies and may continue to do so. Other recent events contributing to a climate of geopolitical uncertainty include rising tensions between China and Taiwan. Further, the impact these events the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Liquidity, Capital Resources and Going Concern
At September 30, 2022, the Company had $650,406 in cash, $1,546,660 of interest income available in the Trust Account to pay for tax obligations and working capital of $535,021.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by December 17, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to continue to search for and seek to complete a Business Combination, and, if the Company identifies a company to acquire, an extension of the Company’s deadline to complete a Business Combination will need to be requested by the Company’s Sponsor and approved by the Company’s stockholders. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

SIERRA LAKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
as filed with the SEC on April 14, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at September 30, 2022 and December 31, 2021.
Cash and Marketable Securities Held in Trust Account
At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills and cash. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

SIERRA LAKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(16,050,000)
Class A common stock issuance costs	(20,514,068)
Plus:
Accretion of carrying value to redemption value	38,064,068

Class A common stock subject to possible redemption, December 31, 2021	$301,500,000
Plus:
Accretion of carrying value to redemption value	1,255,248

Class A common stock subject to possible redemption, September 30, 2022	$302,755,248

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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
Our effective tax rate was 6.74% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.10% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

SIERRA LAKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Net Income per Common Share
The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.
The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants exceeded stock price of the Company for the entire period. The warrants are exercisable to purchase 24,500,000 Class A common stock in the aggregate. At September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from January 26, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$2,666,805	$666,701	$1,975,751	$3,457,563	$9,845,286	$2,461,322	$954,294	$4,477,841
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	4,285,714	7,500,000	30,000,000	7,500,000	1,598,361	7,500,000

Basic and diluted net income per common share	$0.09	$0.09	$0.46	$0.46	$0.33	$0.33	$0.60	$0.60
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
SEPTEMBER 30, 2022
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

SIERRA LAKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

In conne
ction with the closing of the Initial Public Offering the Sponsor sold an aggregate of 1,875,000 Founder Shares (187,500 Founder Shares to each anchor investor that expressed an interest in purchasing up to 2,990,000 Units and 93,750 Founder Shares to each anchor investor that expressed an interest in purchasing up to 1,495,000 Units) to the anchor investors at their original purchase price. The Company estimated the aggregate fair value of these Founder Shares attributable to the anchor investors to be $15,656,250, or $8.35 per share. The fair value of the Founder Shares were valued using a binomial/lattice model. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Founder Shares amounted to $15,565,250, of which $14,291,703 were initially charged to temporary equity then accreted to common stock subject to redemption upon the completion of the Initial Public Offering and $1,364,547 were expensed to the statements of operations and included in transaction costs on the statements of operations.

SIERRA LAKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Administrative Services Agreement
The Company agreed, for a period commencing on September 14, 2021 and ending upon completion of the Company’s Business Combination or its liquidation, to pay the Company’s Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Effective March 31, 2022, the Company and Sponsor terminated the agreement and all previously accrued amounts were waived. For the three and nine months ended September 30, 2022 and for the period from January 26, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There were no outstanding Working Capital Loans as of September 30, 2022 and December 31, 2021.
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
Underwriting Agreement
The Company granted the underwriter a 45
-day
option to purchase up to 4,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.
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

SIERRA LAKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue up to 300,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 30,000,000 shares of Class A common stock issued and outstanding which are subject to possible redemption and classified as temporary equity.

SIERRA LAKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Class
 B Common Stock
—The Company is authorized to issue up to 30,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.
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
NOTE 8. WARRANTS
At September 30, 2022 and December 31, 2021, there were 15,000,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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
SEPTEMBER 30, 2022
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
At September 30, 2022 and December 31, 2021 there were 9,500,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

SIERRA LAKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$303,059,522	1	$301,512,862
Liabilities:
Warrant liabilities – Public Warrants	1	$600,000	1	$7,200,000
Warrant liabilities – Private Placement Warrants	3	$380,000	3	$5,329,500
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
The following table presents the quantitative information regarding Level 3 fair value measurements:

	September 30, 2022	December 31, 2021	September 17, 2021 (Initial Measurement)
Stock price	$10.01	$9.78	$10.00
Exercise price	$11.50	$11.50	$11.50
Expected term (in years)	5.21	5.71	6.0
Volatility	4.4%	9.7%	16.6%
Risk-free rate	3.97%	1.32%	0.93%
Dividend yield	0.0%	0.0%	0.0%

SIERRA LAKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on September 17, 2021	$10,925,000	$16,050,000	$26,975,000
Change in valuation inputs or other assumptions	(3,135,000)	(6,300,000)	(9,435,000)
Transfer to Level 1	—	(9,750,000)	(9,750,000)
Change in fair value	(2,460,500)	—	(2,460,500)

Fair value as of December 31, 2021	$5,329,500	$—	$5,329,500
Change in fair value	(2,669,500)	—	(2,669,500)

Fair value as of March 31, 2022	$2,660,000	$—	$2,660,000
Change in fair value	(1,045,000)	—	(1,045,000)

Fair value as of June 30, 2022	$1,615,000	$—	$1,615,000
Change in fair value	(1,235,000)	—	(1,235,000)

Fair value as of September 30, 2022	$380,000	$—	$380,000

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

In February 2022, Russia commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The global impact of the military action and subsequent imposing of sanctions continues to evolve and cannot be sufficiently measured or predicted with certainty. The inherent uncertainty surrounding this war has negatively impacted the share prices of publicly traded companies and may continue to do so. Other recent events contributing to a climate of geopolitical uncertainty include rising tensions between China and Taiwan. The full impact of these events on the world economy is not determinable as of the date of this quarterly report.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

For the three months ended September 30, 2022, we had a net income of $3,333,506, which consists of the change in fair value of warrant liabilities of $2,435,000, unrealized gain on marketable securities held in the Trust Account of $79,200 and interest earned on marketable securities held in the Trust Account of $1,311,896, offset by operating and formation costs of $251,847, and provision for income taxes of $240,743.

For the nine months ended September 30, 2022, we had a net income of $12,306,608, which consists of the change in fair value of warrant liabilities of $11,549,500, unrealized gain on marketable securities held in the Trust Account of $45,613 and interest earned on marketable securities held in the Trust Account of $1,801,366, offset by operating and formation costs of $825,701, and provision for income taxes of $264,170.

For the three months ended September 30, 2021, we had a net income of $5,433,314, which consists of the change in fair value of warrant liabilities of $9,435,000, and interest earned on marketable securities held in the Trust Account of $2,399, offset by formation and operational costs of $27,899, $1,425,000 of other expense relating to fair value exceeding amount paid for warrants, unrealized loss on marketable securities held in the Trust Account of $19,692, and transaction costs associated with the Initial Public Offering of $2,531,494.

For the period from January 26, 2021 (inception) through September 30, 2021, we had a net income of $5,432,135, which consists of the change in fair value of warrant liabilities of $9,435,000, and interest earned on marketable securities held in the Trust Account of $2,399, offset by formation and operational costs of $29,078, $1,425,000 of other expense relating to fair value exceeding amount paid for warrants, unrealized loss on marketable securities held in the Trust Account of $19,692, and transaction costs associated with the Initial Public Offering of $2,531,494.

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

For the nine months ended September 30, 2022, cash used in operating activities was $569,441. Net income of $12,306,608 was affected by change in fair value of warrant liabilities of $11,549,500, unrealized gain on marketable securities held in the Trust Account of $45,613 and interest earned on marketable securities held in the Trust Account of $1,801,366. Changes in operating assets and liabilities provided $520,430 of cash for operating activities.

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

At September 30, 2022, we had cash and marketable securities held in the Trust Account of $303,059,522 (including $1,546,660 of interest income and unrealized gain) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

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

At September 30, 2022, we had cash of $650,406. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 17, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension not be requested by the Sponsor, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 17, 2022. The Company intends to continue to search for and seek to complete a Business Combination, and, if the Company identifies a company to acquire, an extension of the Company’s deadline to complete a Business Combination will need to be requested by the Company’s Sponsor and approved by the Company’s stockholders. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules13a-15(e)and15d-15(e)under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus, as amended, for our Initial Public Offering filed with the SEC on September 17, 2021 (the “Final Prospectus”) and any of the risks described in our Annual Report on Form 10-K for the year ended on December 31, 2021, filed with the SEC on April 14, 2022 (the “Annual Report”). Except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Final Prospectus or the Annual Report.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IR Act”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are trading on Nasdaq, we will be a “covered corporation” within the meaning of the IR Act. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, unless an exemption is available. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain. Except for franchise taxes and income taxes, we may be prohibited from using the proceeds placed in the trust account and the interest earned thereon to pay for fees or taxes that may be levied on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due under the IR Act on any redemptions or stock buybacks by the Company.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its business combination within 24 months after the effective date of the IPO Registration Statement. If we have not entered into a definitive business combination agreement within 18 months after the effective date of our Registration Statement and if we do not expect to complete our initial business combination within 24 months of such date, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere (including increasing tensions between China and Taiwan), and a resulting climate of geopolitical uncertainty, may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere (including increasing tensions between China and Taiwan), and a resulting climate of geopolitical uncertainty, may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

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

SIERRA LAKE ACQUISITION CORP.

Date: November 7, 2022	By:	/s/ Charles Alutto
	Name:	Charles Alutto
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Robert Ryder
	Name:	Robert Ryder
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)